Form 10-K
period 2003-12-31
STRUCTURED OBLIGATIONS CORP SELECT NOTES TRUST LT SER 2003-1
filed 2004-03-30
CIK 1223444

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2003   Commission File number: 001-32015

                       STRUCTURED OBLIGATIONS CORPORATION,
             (Exact name of registrant as specified in its charter)


                 Delaware                                     13-3692801
(State or other jurisdiction of incorporation)  (I.R.S. employer identification no.)

                    270 Park Avenue, New York, New York 10017
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code : (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                          Name of Each Exchange on Which Registered
-----------------------------------------    -----------------------------------------
Select Notes Trust Long Term Certificates,   American Stock Exchange
Series 2003-1


Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant has (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to have filed such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes x1          No
                                ---            ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of the date of this report, all of the common stock of the Registrant is held by J. P. Morgan Securities Holdings Inc.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                             Yes             No  X
                                ---             ---


----------------
1 Pursuant to staff administrative positions established in the no-action letter Corporate Asset Backed Corporation ("CABCO") (available August 9,
     1995), the Depositor is not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable".

                       DOCUMENTS INCORPORATED BY REFERENCE

The distribution reports to security holders filed on Form 8-K during the fiscal year in lieu of reports on Form 10-Q which includes the reports filed on Form 8-K listed in Item 15(b) hereto.

                                Introductory Note

Structured Obligations Corporation (the "Trustor") is the Trustor under the Base Trust Agreement between the Trustor and U.S. Bank National Association, as Trustee (the "Trustee"), as supplemented by the Select Notes Trust Supplement LT 2003-1 by and between the Trustor and the Trustee, providing for the issuance of the Select Notes Trust Long Term Certificates Series 2003-1 (the "Certificates") and is the Trustor for the Certificates (the "Registrant"). The Certificates do not represent obligations of or interests in the Trustor or the Trustee.

Each issuer of the underlying securities, or guarantor thereof, or successor thereto, as applicable, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on any issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission"). Such reports and other information required to be filed pursuant to the Exchange Act, by an issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting an issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each issuer or guarantor, or successor thereto, of the underlying securities, and its respective Commission file number.

------------------------------------------------------------ ----------------------------------
 Underlying Securities Issuer or Guarantor, or Successor          Commission File Number
                          thereto
------------------------------------------------------------ ----------------------------------
                   Carnival Corporation                                  001-09610
------------------------------------------------------------ ----------------------------------
                General Motors Corporation                               001-00143
------------------------------------------------------------ ----------------------------------
                     Merck & Co., Inc.                                   001-03305
------------------------------------------------------------ ----------------------------------
              Sears Roebuck Acceptance Corp.                             001-04040
------------------------------------------------------------ ----------------------------------
            Electronic Data Systems Corporation                          001-11779
------------------------------------------------------------ ----------------------------------
   Duke Capital LLC (formerly Duke Capital Corporation)                  000-23977
------------------------------------------------------------ ----------------------------------
           General Electric Capital Corporation                          001-06461
------------------------------------------------------------ ----------------------------------
                    Target Corporation                                   001-06049
------------------------------------------------------------ ----------------------------------
        International Business Machines Corporation                      001-02360
------------------------------------------------------------ ----------------------------------


------------------------------------------------------------ ----------------------------------
                      Citigroup Inc.                                     001-09924
------------------------------------------------------------ ----------------------------------



                                     PART I
                                     ------

Item 1.   Business
-------   --------
          Not Applicable

Item 2.   Properties
-------   ----------
          Not Applicable

Item 3.   Legal Proceedings
-------   -----------------
          The   Registrant  is  not  subject  to  any  material   pending  legal
          proceedings.

Item 4.   Submission of Matters To A Vote of Security Holders
-------   ---------------------------------------------------
          None

                                    PART II
                                    -------

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
-------   ---------------------------------------------------------------------
          The Certificates issued by and representing investors' interest in the
          Select Notes Trust LT 2003-1 (the "Trust") are  represented  by one or more physical Certificates  registered in the name of "Cede & Co., the nominee of The Depository Trust Company.

          The following Certificates are listed on the exchange identified below:

Title of Each Class                          Name of Each Exchange on Which Registered
-----------------------------------------    -----------------------------------------
Select Notes Trust Long Term Certificates,   American Stock Exchange
Series 2003-1


Item 6.   Selected Financial Data
-------   -----------------------
          Not Applicable


Item 7.   Management's  Discussion  and  Analysis  of  Financial  Condition  and
-------   ----------------------------------------------------------------------
          Results of Operations
          ---------------------
          Not Applicable

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------  ----------------------------------------------------------
          Not Applicable

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------
          None

Item 9.   Changes  In and  Disagreements  With  Accountants  on  Accounting  and
-------   ----------------------------------------------------------------------
          Financial Disclosure
          --------------------

          None

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
--------  --------------------------------------------------
          None

Item 11.  Executive Compensation
--------  ----------------------
          Not Applicable

Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  ---------------------------------------------------------------
          Information required by Item 201(d) of Regulation S-X: Not Applicable Information required by Item 403 of Regulation S-X: None

Item 13.  Certain Relationships and Related Transactions
--------  ----------------------------------------------
          None

Item 14.  Controls and Procedures
--------  -----------------------
          Not Applicable

                                     PART IV
                                     -------

Item 15.  Exhibits, Financial Schedules and Reports on Form 8-K
--------  -----------------------------------------------------
          (a)  The following documents have been filed as part of this Report.

               3.   Exhibits:

                    99.1 - Certification by the President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.2 - Annual Compliance Report by Trustee.

          (b) The Form 8-Ks of the Select Notes Trust LT 2003-1 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on May 15, 2003 and filed on May 30, 2003, (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on June 15, 2003 and filed on June 27, 2003, (iii) ) the Trust's Current Report on Form 8-K for the distribution date occurring on July 15, 2003 and filed on September 5, 2003, (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on August 15, 2003 and filed on August 29, 2003, (v) the Trust's Current Report on Form 8-K for the distribution date occurring on September 15, 2003 and filed on September 30, 2003,
               (vi) the Trust's Current Report on Form 8-K for the distribution date occurring on October 15, 2003 and filed on October 30, 2003,
               (vii) the Trust's Current Report on Form 8-K for the distribution date occurring on November 15, 2003 and filed on November 26, 2003, and (viii) the Trust's Current Report on Form 8-K for the distribution date occurring on December 15, 2003 and filed on December 30, 2003 (amended by Form 8-K/A filed on December 30,
               2003).

          (c)  See Item 15(a) above.

          (d)  Not Applicable.

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             STRUCTURED OBLIGATIONS CORPORATION,
                                             as trustor for the Trust Registrant




                                             By: /s/ Chadwick S. Parson
                                               ---------------------------------
                                               Name:  Chadwick S. Parson
                                               Title: President


Dated: March 29, 2004

                                                                    Exhibit 99.1

                                  CERTIFICATION
                                  -------------


I, Chadwick S. Parson, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Select Notes Trust LT 2003-1;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the depositor by the trustee under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. I am responsible for reviewing the activities performed by the depositor and the trustee under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the depositor and the trustee have each fulfilled its obligations under that agreement.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: U.S. Bank Trust National Association.


                                             By:   /s/ Chadwick S. Parson
                                               ---------------------------------
                                              Name:  Chadwick S. Parson
                                              Title: President
                                              Structured Obligations Corporation
                                              Date:  March 29, 2004

                                                                    Exhibit 99.2

                                  CERTIFICATION
                                  -------------

         The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee") of the Select Notes Trust LT 2003-1 (the "Trust") hereby makes the following certifications for inclusion as an exhibit to the Trust's annual report on Form 10-K for the fiscal year ended December 31, 2003 (the "Annual Report"):

1. The Trustee is the trustee under the Trust's trust agreement.

2. Based on my knowledge, for the period covered by the Annual Report, the Trustee has fulfilled its obligations under the Trust's trust agreement.



                                             /s/ Beverly A. Freeney
                                             -----------------------------------
                                             Name:   Beverly A. Freeney
                                             Title:  Vice President
                                             Date:   March 29, 2004