Form 10-K
period 2004-12-31
STRUCTURED OBLIGATIONS CORP SELECT NOTES TRUST LT SER 2003-1
filed 2005-03-29
CIK 1223444

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004   Commission File number: 001-32015

                       STRUCTURED OBLIGATIONS CORPORATION,

             (Exact name of registrant as specified in its charter)

                Delaware                                         13-3692801
     (State or other jurisdiction                             (I.R.S. employer
           of incorporation)                                 identification no.)

   270 Park Avenue, New York, New York                              10017
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code: (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
            Title of Each Class                          Which Registered

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
Yes [X]1          No [ ]

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

                         Yes   [ ]         No [X]

________________________

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

Each issuer of an underlying security, or guarantor thereof, or successor thereto, as applicable, which represents ten percent (10%) or more of the aggregate principal amount of all securities held by the trust is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange
Commission (the "Commission"). Such reports and other information required to be filed pursuant to the Exchange Act, by such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450
Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Neither the Depositor nor the Trustee has
participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein.
Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each such issuer or guarantor, or successor thereto, of the underlying securities, and its respective Exchange Act file number.

_______________________________________________________ ________________________

Underlying Securities Issuer or Guarantor, or Successor Exchange Act File Number
                        thereto
_______________________________________________________ ________________________

                 Carnival Corporation                          001-09610
_______________________________________________________ ________________________

              General Motors Corporation                       001-00043
_______________________________________________________ ________________________

                   Merck & Co., Inc.                           001-03305
_______________________________________________________ ________________________

            Sears Roebuck Acceptance Corp.                     001-04040
_______________________________________________________ ________________________

          Electronic Data Systems Corporation                  001-11779
_______________________________________________________ ________________________

 Duke Capital LLC (formerly Duke Capital Corporation)          000-23977
_______________________________________________________ ________________________

         General Electric Capital Corporation                  001-06461
_______________________________________________________ ________________________

                  Target Corporation                           001-06049
_______________________________________________________ ________________________

      International Business Machines Corporation              001-02360
_______________________________________________________ ________________________

                    Citigroup Inc.                             001-09924
_______________________________________________________ ________________________

                                     PART I

Item 1.        Business
               Not Applicable

Item 2.        Properties
               Not Applicable

Item 3.        Legal Proceedings
               The Registrant is not subject to any material pending legal proceedings.

Item 4.        Submission of Matters To A Vote of Security Holders
               None

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters The Certificates issued by and representing investors'
               interest in the Select Notes Trust LT 2003-1 (the "Trust") are
               represented by one or more physical Certificates registered in the name of "Cede & Co., the nominee of The Depository Trust
               Company.

               The following Certificates are listed on the exchange identified below:

                                                Name of Each Exchange on
          Title of Each Class                        Which Registered

Select Notes Trust Long Term Certificates,      American Stock Exchange
 Series 2003-1

Item 6.        Selected Financial Data
               Not Applicable

Item 7.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations
               Not Applicable

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk
               Not Applicable

Item 8.        Financial Statements and Supplementary Data
               None

Item 9.        Changes In and Disagreements With Accountants on Accounting and
               Financial Disclosure
               None

Item 9A.       Controls and Procedures
               Not Applicable

Item 9B.       Other Information
               None

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant
               None

Item 11.       Executive Compensation
               Not Applicable

Item 12.       Security Ownership of Certain Beneficial Owners and Management
               Information required by Item 201(d) of Regulation S-X: Not Applicable
               Information required by Item 403 of Regulation S-X: None

Item 13.       Certain Relationships and Related Transactions
               None

Item 14.       Principal Accountant Fees and Services
               Not Applicable

                                     PART IV

Item 15.       Exhibits, Financial Schedules and Reports on Form 8-K

     (a) The following documents have been filed as part of this Report.

          3.   Exhibits:

                    31.1 - Certification by the President of the Registrant
                    pursuant to 15 U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

                    99.1 - Annual Compliance Report by Trustee.

     (b) The Form 8-Ks of the Select Notes Trust LT 2003-1 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current
Report on Form 8-K for the distribution date occurring on January 15, 2004 and filed on January 21, 2004, (ii) the Trust's Current Report on Form 8-K for the
distribution date occurring on February 17, 2004 and filed on February 26, 2004,
(iii) the Trust's Current Report on Form 8-K for the distribution date occurring on March 15, 2004 and filed on March 23, 2004, (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on April 15, 2004 and filed on
April 29, 2004, (v) the Trust's Current Report on Form 8-K for the distribution date occurring on May 17, 2004 and filed on May 26, 2004, (vi) the Trust's
Current Report on Form 8-K for the distribution date occurring on June 15, 2004 and filed on June 21, 2004, (vii) the Trust's Current Report on Form 8-K for the
distribution date occurring on July 15, 2004 and filed on July 20, 2004, (viii)
the Trust's Current Report on Form 8-K for the distribution date occurring on
August 16, 2004 and filed on August 27, 2004, (ix) the Trust's Current Report on
Form 8-K for the distribution date occurring on September 15, 2004 and filed on
September 21, 2004, (x) the Trust's Current Report on Form 8-K for the
distribution date occurring on October 15, 2004 and filed on October 22, 2004,
(xi) the Trust's Current Report on Form 8-K for the distribution date occurring on November 15, 2004 and filed on November 18, 2004, and (xii) the Trust's
Current Report on Form 8-K for the distribution date occurring on December 15,
2004 and filed on December 28, 2004.

     (c) See Item 15(a) above.

     (d) Not Applicable.

                                   SIGNATURES

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

                                     By: /s/ Chadwick S. Parson
                                        Name:  Chadwick S. Parson
                                        Title: President

Dated:  March 24, 2005

                                                                    Exhibit 31.1

                                  CERTIFICATION

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

                                       By: /s/ Chadwick S. Parson
                                       Name:  Chadwick S. Parson
                                       Title: President
                                              Structured Obligations Corporation
                                       Date:  March 24, 2005

                                                                    Exhibit 99.1

                                  CERTIFICATION

     The undersigned, being an officer of U.S. Bank Trust National Association, as trustee (the "Trustee") of the Select Notes Trust LT 2003-1 (the "Trust")
hereby makes the following certifications for inclusion as an exhibit to the
Trust's annual report on Form 10-K for the fiscal year ended December 31, 2004
(the "Annual Report"):

1. The Trustee is the trustee under the Trust's trust agreement.

2. Based on my knowledge, for the period covered by the Annual Report, the
Trustee has fulfilled its obligations under the Trust's trust agreement.

                                         /s/ Beverly A. Freeney
                                         Name:  Beverly A. Freeney
                                         Title: Vice President
                                         Date:  March 24, 2005