Form 10-K
period 2008-12-31
STRUCTURED OBLIGATIONS CORP SELECT NOTES TRUST LT SER 2003-1
filed 2009-03-30
CIK 1223444

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES AND EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one)

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

Underlying Securities Issuer or Guarantor, or Successor thereto	Commission File Number
Carnival Corporation	001-09610
General Motors Corporation	001-00043
Merck & Co., Inc.	001-03305
Hewlett Packard Company (successor to Electronic Data Systems Corporation)	001-4423
Spectra Energy Corp (guarantor of the underlying securities issued by Duke Capital LLC)	000-33007
General Electric Capital Corporation	001-06461
Target Corporation	001-06049
International Business Machines Corporation	001-02360
Citigroup Inc.	001-09924

PART I

Item 1.	Business

Not Applicable

Item 1A.	Risk Factors

Not Applicable

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Submission of Matters To A Vote of Security Holders
None

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities

The Certificates issued by and representing investors' interest in the Select Notes Trust LT 2003-1 (the "Trust") are represented by one or more physical Certificates registered in the name of "Cede & Co., the nominee of The Depository Trust Company.

The following Certificates are listed on the exchange identified below:

Title of Each Class	Name of Each Exchange on Which Registered

Select Notes Trust Long Term Certificates, Series 2003-1	American Stock Exchange

Item 6.	Selected Financial Data
Not Applicable

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Not Applicable

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data
None

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
Not Applicable

Item 9B.	Other Information
Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
None

Item 11.	Executive Compensation
Not Applicable

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by Item 201(d) of Regulation S-X: Not Applicable
Information required by Item 403 of Regulation S-X: None

Item 13.	Certain Relationships and Related Transactions, and Director Independence
None

Item 14.	Principal Accounting Fees and Services
Not Applicable

PART IV

Item 15.	Exhibits, Financial Schedules

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

                                        99.1 – Annual Compliance Report by Trustee.

                                        99.2 – Report of RubinBrown LLP.

                 (b) The Form 8-Ks of the Select Notes Trust LT 2003-1 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on January 15, 2008 and filed on January 16, 2008, (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on February 15, 2008 and filed on February 20, 2008, (iii) the Trust's Current Report on Form 8-K for the distribution date occurring on March 17, 2008 and filed on March 20, 2008, (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on April 15, 2008 and filed on April 29, 2008, (v) the Trust's Current Report on Form 8-K for the distribution date occurring on May 15, 2008 and filed on May 21, 2008, (vi) the Trust's Current Report on Form 8-K for the distribution date occurring on June 16, 2008 and filed on June 20, 2008, (vii) the Trust's Current Report on Form 8-K for the distribution date occurring on July 15, 2008 and filed on July 24, 2008, (viii) the Trust's Current Report on Form 8-K for the distribution date occurring on August 15, 2008 and filed on August 22, 2008, (ix) the Trust's Current Report on Form 8-K for the distribution date occurring on September 15, 2008 and filed on September 18, 2008, (x) the Trust's Current Report on Form 8-K for the distribution date occurring on October 15, 2008 and filed on October 24, 2008, (xi) the Trust's Current Report on Form 8-K for the distribution date occurring on November 17, 2008 and filed on November 24, 2008, and (xii) the Trust's Current Report on Form 8-K for the distribution date occurring on December 15, 2008 and filed on December 19, 2008.

(c) See Item 15(a) above.

(d) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION,
as trustor for the Trust Registrant

By:	/s/ Chadwick S. Parson
Name: Chadwick S. Parson
Title:	Managing Director and President

Dated: March 19, 2009