Form 10-K
period 2010-12-31
STRUCTURED OBLIGATIONS CORP SELECT NOTES TRUST LT SER 2003-1
filed 2011-03-24
CIK 1223444

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2010

or

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES AND EXCHANGE ACT OF 1934

                For the transition period from ____ to ____

Commission File Number 001-32015

STRUCTURED OBLIGATIONS CORPORATION,

 (Exact name of registrant as specified in its charter)

Delaware	13-3692801
(State or other jurisdiction of incorporation)	(I.R.S. employer identification no.)

270 Park Avenue, New York, New York	10013
(Address of principal executive offices)	(Zip code)

Registrant's telephone number, including area code: (212) 270-2353

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Select Notes Trust Long Term Certificates, Series 2003-1	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	__	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	__	No	X

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

Each issuer of an underlying security, or guarantor thereof, or successor thereto, as applicable, which represents ten percent (10%) or more of the trust is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, please see its periodic and current reports filed with the Securities and Exchange Commission (the “Commission”). Such reports and other information required to be filed pursuant to the Exchange Act, by such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, may be inspected and copied at the public reference facilities maintained by the Commission at 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at “http://www.sec.gov” at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or “EDGAR.” Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting any such issuer of underlying securities, or guarantor thereof, or successor thereto, as applicable, or the underlying securities have not occurred or have not yet been publicly disclosed that would affect the accuracy or completeness of the publicly available documents described above. The chart below lists each such issuer or guarantor, or successor thereto, of the underlying securities, that reports and its respective Exchange Act file number.

Underlying Securities Issuer or Guarantor, or Successor thereto	Commission File Number
Carnival Corporation	001-09610
Merck &Co., Inc.	001-06571
Hewlett-Packard Company	001-4423
Spectra Energy Corp (guarantor of the underlying securities issued by Duke Capital LLC) (formerly Duke Capital Corporation)	001-33007
General Electric Capital Corporation	001-06461
Target Corporation	001-06049
International Business Machines Corporation	001-02360
Citigroup Inc.	001-09924

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

99.1 – Annual Compliance Report by Trustee.

99.2 – Report of RubinBrown LLP

               (b) The Form 8-Ks of the Select Notes Trust LT 2003-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 15, 2010 and filed on January 26, 2010, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 16, 2010 and filed on February 23, 2010, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 15, 2010 and filed on March 30, 2010, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2010 and filed on April 23, 2010, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 17, 2010 and filed on May 28, 2010, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 15, 2010 and filed on June 24, 2010, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2010 and filed on July 22, 2010, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 16, 2010 and filed on August 24, 2010, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 15, 2010 and filed on September 23, 2010, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 15, 2010 and filed on October 25, 2010, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 15, 2010 and filed on November 29, 2010, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 15, 2010 and filed on December 20, 2010.

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

Dated:  March 22, 2011