Form 10-K
period 2017-12-31
STRUCTURED OBLIGATIONS CORP SELECT NOTES TRUST LT SER 2003-1
filed 2018-03-29
CIK 1223444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "accelerated filer," "large accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b‑2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐		Non-accelerated filer ☒		Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

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

Underlying Securities Issuer or Guarantor, or Successor thereto	Commission File Number
Carnival Corporation	001-09610
Merck &Co., Inc.	001-06571
HP Inc.	001-4423
Enbridge Inc. (successor by merger to Spectra Energy Corp, which was guarantor of the underlying securities issued by Duke Capital LLC)	001-15254
General Electric Company (guarantor/obligor of the underlying securities issued by General Electric Capital Corporation)	001-00035
Target Corporation	001-06049
International Business Machines Corporation	001-02360
Citigroup Inc.	001-09924

PART I

Item 1.	Business
Not Applicable

Item 1A.	Risk Factors
Not Applicable

Item 1B.	Unresolved Staff Comments
Not Applicable

Item 2.	Properties
Not Applicable

Item 3.	Legal Proceedings
The Registrant is not subject to any material pending legal proceedings.

Item 4.	Mine Safety Disclosures
None

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2003-1 (the "Trust") which relate to periods covered by this annual report include (i) the Trust's Current Report on Form 8-K for the distribution date occurring on January 17, 2017 and filed on January 24, 2017, (ii) the Trust's Current Report on Form 8-K for the distribution date occurring on February 15, 2017 and filed on February 22, 2017, (iii) the Trust's Current Report on Form 8-K for the distribution date occurring on March 15, 2017 and filed on March 27, 2017, (iv) the Trust's Current Report on Form 8-K for the distribution date occurring on April 17, 2017 and filed on April 26, 2017, (v) the Trust's Current Report on Form 8-K for the distribution date occurring on May 15, 2017 and filed on May 25, 2017, (vi) the Trust's Current Report on Form 8-K for the distribution date occurring on June 15, 2017 and filed on June 27, 2017, (vii) the Trust's Current Report on Form 8-K for the distribution date occurring on July 17, 2017 and filed on July 25, 2017, (viii) the Trust's Current Report on Form 8-K for the distribution date occurring on August 15, 2017 and filed on August 28, 2017, (ix) the Trust's Current Report on Form 8-K for the distribution date occurring on September 15, 2017 and filed on September 21, 2017, (x) the Trust's Current Report on Form 8-K for the distribution date occurring on October 16, 2017 and filed on October 23, 2017, (xi) the Trust's Current Report on Form 8-K for the distribution date occurring on November 15, 2017 and filed on November 22, 2017, and (xii) the Trust's Current Report on Form 8-K for the distribution date occurring on December 15, 2017 and filed on December 22, 2017.

    (c)  See Item 15(a) above.

Item 16.	Form 10-K Summary
None.

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

Dated: March 29, 2018