Form 10-K
period 2020-12-31
STRUCTURED OBLIGATIONS CORP SELECT NOTES TRUST LT SER 2003-1
filed 2021-03-16
CIK 1223444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on andattestion to its management's assessement of the effectivenenss of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued tis audit report.                    ◻

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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2003-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 15, 2020 and filed on January 28, 2020, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 18, 2020 and filed on February 27, 2020, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 16, 2020 and filed on March 25, 2020, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2020 and filed on April 27, 2020, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 15, 2020 and filed on May 26, 2020, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 15, 2020 and filed on June 24, 2020, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2020 and filed on July 27, 2020, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 17, 2020 and filed on August 26, 2020, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 15, 2020 and filed on September 24, 2020, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 15, 2020 and filed on October 27, 2020, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 16, 2020 and filed on November 19, 2020, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 15, 2020 and filed on December 28, 2020.

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

Dated: March 15, 2021