Form 10-K
period 2022-12-31
STRUCTURED OBLIGATIONS CORP SELECT NOTES TRUST LT SER 2003-1
filed 2023-03-13
CIK 1223444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Introductory Note
Structured Obligations Corporation (the “Trustor”) is the Trustor under the Base Trust Agreement between the Trustor and U.S. Bank Trust Company, National Association, as Trustee (the “Trustee”), as supplemented by the Select Notes Trust Supplement LT 2003-1 by and between the Trustor and the Trustee, providing for the issuance of the Select Notes Trust Long Term Certificates Series 2003-1 (the “Certificates”) and is the Trustor for the Certificates (the “Registrant”).  The Certificates do not represent obligations of or interests in the Trustor or the Trustee.
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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2003-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 18, 2022 and filed on January 27, 2022, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 15, 2022 and filed on February 28, 2022, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 15, 2022 and filed on March 29, 2022, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2022 and filed on April 26, 2022, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 16, 2022 and filed on May 27, 2022, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 15, 2022 and filed on June 23, 2022, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2022 and filed on July 21, 2022, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 15, 2022 and filed on August 19, 2022, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 15, 2022 and filed on September 21, 2022, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 17, 2022 and filed on October 25, 2022, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 15, 2022 and filed on November 22, 2022, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 15, 2022 and filed on December 22, 2022.

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

Dated: March 9, 2023