Form 10-K
period 2025-12-31
STRUCTURED OBLIGATIONS CORP SELECT NOTES TRUST LT SER 2003-1
filed 2026-03-20
CIK 1223444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____
FORM 10‑K

(Mark One)
☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
99.1 – Annual Compliance Report by Trustee.
99.2 – Report of RubinBrown LLP

(b)  The Form 8-Ks of the Select Notes Trust LT 2003-1 (the “Trust”) which relate to periods covered by this annual report include (i) the Trust’s Current Report on Form 8-K for the distribution date occurring on January 15, 2025 and filed on January 23, 2025, (ii) the Trust’s Current Report on Form 8-K for the distribution date occurring on February 18, 2025 and filed on February 27, 2025, (iii) the Trust’s Current Report on Form 8-K for the distribution date occurring on March 17, 2025 and filed on March 25, 2025, (iv) the Trust’s Current Report on Form 8-K for the distribution date occurring on April 15, 2025 and filed on April 23, 2025, (v) the Trust’s Current Report on Form 8-K for the distribution date occurring on May 15, 2025 and filed on May 22, 2025, (vi) the Trust’s Current Report on Form 8-K for the distribution date occurring on June 16, 2025 and filed on June 24, 2025, (vii) the Trust’s Current Report on Form 8-K for the distribution date occurring on July 15, 2025 and filed on July 25, 2025, (viii) the Trust’s Current Report on Form 8-K for the distribution date occurring on August 15, 2025 and filed on August 25, 2025, (ix) the Trust’s Current Report on Form 8-K for the distribution date occurring on September 15, 2025 and filed on September 22, 2025, (x) the Trust’s Current Report on Form 8-K for the distribution date occurring on October 15, 2025 and filed on October 24, 2025, (xi) the Trust’s Current Report on Form 8-K for the distribution date occurring on November 17, 2025 and filed on December 1, 2025, and (xii) the Trust’s Current Report on Form 8-K for the distribution date occurring on December 15, 2025 and filed on December 29, 2025.

(c)  See Item 15(a) above.
Item 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STRUCTURED OBLIGATIONS CORPORATION,
as trustor for the Trust Registrant

By:
	Name:	James G. Millard
	Title:	President

Dated: March 9, 2026